Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2023-C21
filed 2026-03-18
CIK 1985684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the primary servicer of the CX – 250 Water Street Mortgage Loan, the 11 West 42nd Street Mortgage Loan and the One & Two Commerce Square Mortgage Loan, which constituted approximately 7.8%, 2.0% and 1.8%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the CX – 250 Water Street Mortgage Loan, the 11 West 42nd Street Mortgage Loan and the One & Two Commerce Square Mortgage Loan from January 1, 2025 to February 28, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Trimont LLC is the primary servicer of the CX – 250 Water Street Mortgage Loan, the 11 West 42nd Street Mortgage Loan and the One & Two Commerce Square Mortgage Loan, which constituted approximately 7.8%, 2.2% and 1.8%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the CX – 250 Water Street Mortgage Loan, the 11 West 42nd Street Mortgage Loan and the One & Two Commerce Square Mortgage Loan from March 1, 2025 to December 31, 2025. As a result, Trimont LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required

Park Bridge Lender Services LLC is the operating advisor of the Healthcare Trust MOB Portfolio Mortgage Loan, the Soho Beach House Miami Mortgage Loan, the Novolex Portfolio Mortgage Loan, the Triple Net Portfolio Mortgage Loan, the Art Ovation Hotel Mortgage Loan, the Great Lakes Crossing Outlets Mortgage Loan, the Centene Mortgage Loan, the 500 Delaware Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Back Bay Office Mortgage Loan, the TOTAL Plaza Mortgage Loan and the Seagate Campus Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by Trimont LLC as the primary servicer of the One & Two Commerce Square Mortgage Loan, the 11 West 42nd Street Mortgage Loan and the CX – 250 Water Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Healthcare Trust MOB Portfolio Mortgage Loan, the Soho Beach House Miami Mortgage Loan, the Novolex Portfolio Mortgage Loan, the Seagate Campus Mortgage Loan, the 11 West 42nd Street Mortgage Loan, the Back Bay Office Mortgage Loan, the RTL Retail Portfolio Mortgage Loan, the CX – 250 Water Street Mortgage Loan and the One & Two Commerce Square Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Greystone Servicing Company LLC as special servicer of the 11 West 42nd Street Mortgage Loan, Situs Holdings, LLC as special servicer of the Back Bay Office Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the CX – 250 Water Street Mortgage Loan, the 11 West 42nd Street Mortgage Loan and the One & Two Commerce Square Mortgage Loan prior to March 1, 2025 and Wells Fargo Bank, National Association as custodian of the Centene Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the Healthcare Trust MOB Portfolio Mortgage Loan, K-Star Asset Management LLC as special servicer of the Soho Beach House Miami Mortgage Loan, the Novolex Portfolio Mortgage Loan and the Seagate Campus Mortgage Loan, Greystone Servicing Company LLC as special servicer of the 11 West 42nd Street Mortgage Loan, Situs Holdings, LLC as special servicer of the Back Bay Office Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the RTL Retail Portfolio Mortgage Loan, Argentic Services Company LP as special servicer of the CX – 250 Water Street Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the CX – 250 Water Street Mortgage Loan, the 11 West 42nd Street Mortgage Loan and the One & Two Commerce Square Mortgage Loan prior to March 1, 2025 and Trimont LLC as primary servicer of the CX – 250 Water Street Mortgage Loan, the 11 West 42nd Street Mortgage Loan and the One & Two Commerce Square Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.25       BellOak, LLC, as Operating Advisor of the 1516 Motor Parkway Mortgage Loan (see Exhibit 33.5)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centene Mortgage Loan (see Exhibit 33.1)

33.27       3650 REIT Loan Servicing LLC, as Special Servicer of the Centene Mortgage Loan (see Exhibit 33.2)

33.28       Wells Fargo Bank, National Association, as Trustee of the Centene Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Centene Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.78       K-Star Asset Management LLC, as Special Servicer of the Seagate Campus Mortgage Loan (see Exhibit 33.63)

33.79       Computershare Trust Company, National Association, as Trustee of the Seagate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Computershare Trust Company, National Association, as Custodian of the Seagate Campus Mortgage Loan (see Exhibit 33.4)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Seagate Campus Mortgage Loan (see Exhibit 33.30)

33.82       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.83       Trimont LLC, as Primary Servicer of the One & Two Commerce Square Mortgage Loan on and after March 1, 2025

33.84       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.53)

33.85       Wilmington Trust, National Association, as Trustee of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Computershare Trust Company, National Association, as Custodian of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.4)

33.87       Park Bridge Lender Services LLC, as Operating Advisor of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.30)

33.88       CoreLogic Solutions, LLC, as Servicing Function Participant of the One & Two Commerce Square Mortgage Loan

33.89       Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.90       Trimont LLC, as Primary Servicer of the 11 West 42nd Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.83)

33.91       Greystone Servicing Company LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Computershare Trust Company, National Association, as Trustee of the 11 West 42nd Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Computershare Trust Company, National Association, as Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.4)

33.94       Pentalpha Surveillance LLC, as Operating Advisor of the 11 West 42nd Street Mortgage Loan

33.95       CoreLogic Solutions, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.88)

33.96       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.1)

33.97       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan

33.98       Computershare Trust Company, National Association, as Trustee of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.99       Computershare Trust Company, National Association, as Custodian of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.100     Pentalpha Surveillance LLC, as Operating Advisor of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.94)

33.101     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.1)

33.102     LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.53)

33.103     Computershare Trust Company, National Association, as Trustee of the Fashion Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.104     Computershare Trust Company, National Association, as Custodian of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.4)

33.105     Pentalpha Surveillance LLC, as Operating Advisor of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.94)

33.106     Wells Fargo Bank, National Association, as Primary Servicer of the CX – 250 Water Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.107     Trimont LLC, as Primary Servicer of the CX – 250 Water Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.83)

33.108     Argentic Services Company LP, as Special Servicer of the CX – 250 Water Street Mortgage Loan

33.109     Computershare Trust Company, National Association, as Trustee of the CX – 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.110     Computershare Trust Company, National Association, as Custodian of the CX – 250 Water Street Mortgage Loan (see Exhibit 33.4)

33.111     BellOak, LLC, as Operating Advisor of the CX – 250 Water Street Mortgage Loan (see Exhibit 33.5)

33.112     CoreLogic Solutions, LLC, as Servicing Function Participant of the CX – 250 Water Street Mortgage Loan (see Exhibit 33.88)

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

34.25       BellOak, LLC, as Operating Advisor of the 1516 Motor Parkway Mortgage Loan (see Exhibit 34.5)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centene Mortgage Loan (see Exhibit 34.1)

34.27       3650 REIT Loan Servicing LLC, as Special Servicer of the Centene Mortgage Loan (see Exhibit 34.2)

34.28       Wells Fargo Bank, National Association, as Trustee of the Centene Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Centene Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.78       K-Star Asset Management LLC, as Special Servicer of the Seagate Campus Mortgage Loan (see Exhibit 34.63)

34.79       Computershare Trust Company, National Association, as Trustee of the Seagate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Computershare Trust Company, National Association, as Custodian of the Seagate Campus Mortgage Loan (see Exhibit 34.4)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Seagate Campus Mortgage Loan (see Exhibit 34.30)

34.82       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.83       Trimont LLC, as Primary Servicer of the One & Two Commerce Square Mortgage Loan on and after March 1, 2025

34.84       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.53)

34.85       Wilmington Trust, National Association, as Trustee of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Computershare Trust Company, National Association, as Custodian of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.4)

34.87       Park Bridge Lender Services LLC, as Operating Advisor of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.30)

34.88       CoreLogic Solutions, LLC, as Servicing Function Participant of the One & Two Commerce Square Mortgage Loan

34.89       Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.90       Trimont LLC, as Primary Servicer of the 11 West 42nd Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.83)

34.91       Greystone Servicing Company LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Computershare Trust Company, National Association, as Trustee of the 11 West 42nd Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Computershare Trust Company, National Association, as Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.4)

34.94       Pentalpha Surveillance LLC, as Operating Advisor of the 11 West 42nd Street Mortgage Loan

34.95       CoreLogic Solutions, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.88)

34.96       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.1)

34.97       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan

34.98       Computershare Trust Company, National Association, as Trustee of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.99       Computershare Trust Company, National Association, as Custodian of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.100     Pentalpha Surveillance LLC, as Operating Advisor of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.94)

34.101     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.1)

34.102     LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.53)

34.103     Computershare Trust Company, National Association, as Trustee of the Fashion Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.104     Computershare Trust Company, National Association, as Custodian of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.4)

34.105     Pentalpha Surveillance LLC, as Operating Advisor of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.94)

34.106     Wells Fargo Bank, National Association, as Primary Servicer of the CX – 250 Water Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.107     Trimont LLC, as Primary Servicer of the CX – 250 Water Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.83)

34.108     Argentic Services Company LP, as Special Servicer of the CX – 250 Water Street Mortgage Loan

34.109     Computershare Trust Company, National Association, as Trustee of the CX – 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.110     Computershare Trust Company, National Association, as Custodian of the CX – 250 Water Street Mortgage Loan (see Exhibit 34.4)

34.111     BellOak, LLC, as Operating Advisor of the CX – 250 Water Street Mortgage Loan (see Exhibit 34.5)

34.112     CoreLogic Solutions, LLC, as Servicing Function Participant of the CX – 250 Water Street Mortgage Loan (see Exhibit 34.88)

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

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Back Bay Office Mortgage Loan (see Exhibit 35.1)

35.31       Situs Holdings, LLC, as Special Servicer of the Back Bay Office Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Seagate Campus Mortgage Loan (see Exhibit 35.1)

35.33       K-Star Asset Management LLC, as Special Servicer of the Seagate Campus Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.35       Trimont LLC, as Primary Servicer of the One & Two Commerce Square Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.36       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (see Exhibit 35.23)

35.37       Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.38       Trimont LLC, as Primary Servicer of the 11 West 42nd Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.39       Greystone Servicing Company LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 35.1)

35.41       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 35.1)

35.43       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 35.23)

35.44       Wells Fargo Bank, National Association, as Primary Servicer of the CX – 250 Water Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.45       Trimont LLC, as Primary Servicer of the CX – 250 Water Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.46       Argentic Services Company LP, as Special Servicer of the CX – 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2026